Form 10-K
period 2022-12-31
BBCMS Mortgage Trust 2021-C11
filed 2023-03-17
CIK 1881326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4190521 38-4190522 (I.R.S. Employer Identification Numbers)

c/o Computershare Trust Company, National Association, as agent for

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes ⌧ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes ⌧ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ⌧ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

With respect to the pari passu loan combinations that include the Wyndham National Hotel Portfolio Mortgage Loan and the Morris Corporate Center Mortgage Loan, the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Morris Corporate Center Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.

[Reserved]

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accountant Fees and Services.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank National Association, as certificate administrator, as trustee and as custodian, and Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. The Company previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

The report on assessment of compliance for the twelve months ended December 31, 2022, furnished pursuant to Item 1122 of Regulation AB by KeyBank National Association (“KeyBank”), as servicer, discloses that the following material instance of noncompliance occurred with respect to its platform:

The examination performed by Ernst & Young LLP identified an instance of material noncompliance with the servicing criteria set forth in Item 1122(d)(4)(ix) of Regulation AB applicable to KeyBank during the year ended December 31, 2022. During compliance testing, it was discovered, that not all FlexARM loan mortgagors were offered loan rates within 45-60 days before the rate change date, as required per the related pool asset documents. Per the related note, if the holder fails to offer a loan rate within 45-60 days of any change date a margin of 2.25% is to be used. Given the notification was not made to the borrowers, a 3% margin was incorrectly applied. The noncompliance in Item 1122 (d)(4)(ix) is related to a servicing portfolio which is wholly owned by the investor and is not held in a publicly traded security.

The following remediation procedures have been initiated by KeyBank: (i) the impacted mortgage loans are currently in the process of being identified, (ii) investor contact has been initiated, (iii) corrective actions are being considered and will be tracked and monitored by senior management, (iv) procedures will be reviewed and revised, if necessary, to include new tracking and action steps to prevent this situation from recurring in the future, and (v) training will be provided to the relevant staff members to prevent a recurrence.

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

33.13       Wilmington Trust, National Association, as Trustee of the 356-362 E 148th Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.14       Wells Fargo Bank, National Association, as Custodian of the 356-362 E 148th Street Mortgage Loan (see Exhibit 33.5)

33.15       Park Bridge Lender Services LLC, as Operating Advisor of the 356-362 E 148th Street Mortgage Loan (see Exhibit 33.6)

33.16       CoreLogic Solutions, LLC, as Servicing Function Participant of the 356-362 E 148th Street Mortgage Loan (see Exhibit 33.7)

33.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

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

33.20       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.21       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

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

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 33.25)

33.27       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.28       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 33.5)

33.29       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan

33.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

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

33.32       Rialto Capital Advisors, LLC, as Special Servicer of the Morris Corporate Center Mortgage Loan (see Exhibit 33.19)

33.33       Wells Fargo Bank, National Association, as Trustee of the Morris Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.34       Wells Fargo Bank, National Association, as Custodian of the Morris Corporate Center Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of the Morris Corporate Center Mortgage Loan (see Exhibit 33.29)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

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

33.39       Wilmington Trust, National Association, as Trustee of the Rollins Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.40       Wells Fargo Bank, National Association, as Custodian of the Rollins Portfolio Mortgage Loan (see Exhibit 33.5)

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Rollins Portfolio Mortgage Loan (see Exhibit 33.29)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rollins Portfolio Mortgage Loan (see Exhibit 33.7)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.44       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan (see Exhibit 33.31)

33.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 33.25)

33.46       U.S. Bank National Association, as Trustee of the One SoHo Square Mortgage Loan prior to September 5, 2022

33.47       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan on and after September 5, 2022 (see Exhibit 33.46)

33.48       U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 33.46)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 33.29)

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

34.13       Wilmington Trust, National Association, as Trustee of the 356-362 E 148th Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.14       Wells Fargo Bank, National Association, as Custodian of the 356-362 E 148th Street Mortgage Loan (see Exhibit 34.5)

34.15       Park Bridge Lender Services LLC, as Operating Advisor of the 356-362 E 148th Street Mortgage Loan (see Exhibit 34.6)

34.16       CoreLogic Solutions, LLC, as Servicing Function Participant of the 356-362 E 148th Street Mortgage Loan (see Exhibit 34.7)

34.17       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

34.20       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.21       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan (see Exhibit 34.25)

34.27       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.28       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 34.5)

34.29       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan

34.30       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

34.32       Rialto Capital Advisors, LLC, as Special Servicer of the Morris Corporate Center Mortgage Loan (see Exhibit 34.19)

34.33       Wells Fargo Bank, National Association, as Trustee of the Morris Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.34       Wells Fargo Bank, National Association, as Custodian of the Morris Corporate Center Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of the Morris Corporate Center Mortgage Loan (see Exhibit 34.29)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

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

34.39       Wilmington Trust, National Association, as Trustee of the Rollins Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.40       Wells Fargo Bank, National Association, as Custodian of the Rollins Portfolio Mortgage Loan (see Exhibit 34.5)

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Rollins Portfolio Mortgage Loan (see Exhibit 34.29)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rollins Portfolio Mortgage Loan (see Exhibit 34.7)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.44       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan (see Exhibit 34.31)

34.45       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 34.25)

34.46       U.S. Bank National Association, as Trustee of the One SoHo Square Mortgage Loan prior to September 5, 2022

34.47       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan on and after September 5, 2022 (see Exhibit 34.46)

34.48       U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 34.46)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 34.29)

35            Servicer compliance statements.

35.1         Wells Fargo Bank, National Association, as Master Servicer

35.2         SCP Servicing, LLC, as Special Servicer

35.3         Wells Fargo Bank, National Association, as Certificate Administrator (see Exhibit 35.1)

35.4         SCP Servicing, LLC, as Primary Servicer (see Exhibit 35.2)

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

Date: March 17, 2023