Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2021-C11
filed 2024-03-18
CIK 1881326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the One SoHo Square Mortgage Loan, the primary servicer and special servicer of the Kings Plaza Mortgage Loan and the special servicer of the Rollins Portfolio Mortgage Loan, which constituted approximately 7.1%, 4.9% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the One SoHo Square Mortgage Loan from January 1, 2023 to May 14, 2023 and as special servicer of the Kings Plaza Mortgage Loan and the Rollins Portfolio Mortgage Loan from January 1, 2023 to April 26, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

K-Star Asset Management LLC is the special servicer of the One SoHo Square Mortgage Loan, the Kings Plaza Mortgage Loan and the Rollins Portfolio Mortgage Loan, which constituted approximately 7.1%, 4.9% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the One SoHo Square Mortgage Loan from May 15, 2023 to December 31, 2023 and as special servicer of the Kings Plaza Mortgage Loan and the Rollins Portfolio Mortgage Loan from April 27, 2023 to December 31, 2023. As a result, K-Star Asset Management LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

With respect to the pari passu loan combinations that include the Wyndham National Hotel Portfolio Mortgage Loan, the Morris Corporate Center Mortgage Loan, the Kings Plaza Mortgage Loan, the Rollins Portfolio Mortgage Loan and the One SoHo Square Mortgage Loan, the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Morris Corporate Center Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB, and the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the One SoHo Square Mortgage Loan prior to May 15, 2023, as primary servicer of the Kings Plaza Mortgage Loan and as special servicer of the Kings Plaza Mortgage Loan and the Rollins Portfolio Mortgage Loan prior to April 27, 2023 and K-Star Asset Management LLC as special servicer of the One SoHo Square Mortgage Loan on and after May 15, 2023 and as special servicer of the Kings Plaza Mortgage Loan and the Rollins Portfolio Mortgage Loan on and after April 27, 2023 listed on the Exhibit Index is omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to U.S. Bank Trust Company, National Association, as trustee and as certificate administrator, and U.S. Bank National Association, as custodian, and Wells Fargo Bank, National Association, as certificate administrator, as trustee and as custodian.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.22       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.6)

33.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.7)

33.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan

33.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 33.25)

33.27       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023

33.28       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.29       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 33.5)

33.30       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan

33.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.32       KeyBank National Association, as Primary Servicer of the Morris Corporate Center Mortgage Loan

33.33       Rialto Capital Advisors, LLC, as Special Servicer of the Morris Corporate Center Mortgage Loan (see Exhibit 33.19)

33.34       Wells Fargo Bank, National Association, as Trustee of the Morris Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.35       Wells Fargo Bank, National Association, as Custodian of the Morris Corporate Center Mortgage Loan (see Exhibit 33.5)

33.36       Pentalpha Surveillance LLC, as Operating Advisor of the Morris Corporate Center Mortgage Loan (see Exhibit 33.30)

33.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.38       Wells Fargo Bank, National Association, as Primary Servicer of the Rollins Portfolio Mortgage Loan (see Exhibit 33.1)

33.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rollins Portfolio Mortgage Loan prior to April 27, 2023 (see Exhibit 33.25)

33.40       K-Star Asset Management LLC, as Special Servicer of the Rollins Portfolio Mortgage Loan on and after April 27, 2023 (see Exhibit 33.27)

33.41       Wilmington Trust, National Association, as Trustee of the Rollins Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Wells Fargo Bank, National Association, as Custodian of the Rollins Portfolio Mortgage Loan (see Exhibit 33.5)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Rollins Portfolio Mortgage Loan (see Exhibit 33.30)

33.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rollins Portfolio Mortgage Loan (see Exhibit 33.7)

33.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.46       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan (see Exhibit 33.32)

33.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan prior to May 15, 2023 (see Exhibit 33.25)

33.48       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan on and after May 15, 2023 (see Exhibit 33.27)

33.49       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

33.50       U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 33.49)

33.51       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 33.30)

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

34.22       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.6)

34.23       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.7)

34.24       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.25       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan

34.26       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (see Exhibit 34.25)

34.27       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023

34.28       Wells Fargo Bank, National Association, as Trustee of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.29       Wells Fargo Bank, National Association, as Custodian of the Kings Plaza Mortgage Loan (see Exhibit 34.5)

34.30       Pentalpha Surveillance LLC, as Operating Advisor of the Kings Plaza Mortgage Loan

34.31       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.32       KeyBank National Association, as Primary Servicer of the Morris Corporate Center Mortgage Loan

34.33       Rialto Capital Advisors, LLC, as Special Servicer of the Morris Corporate Center Mortgage Loan (see Exhibit 34.19)

34.34       Wells Fargo Bank, National Association, as Trustee of the Morris Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.35       Wells Fargo Bank, National Association, as Custodian of the Morris Corporate Center Mortgage Loan (see Exhibit 34.5)

34.36       Pentalpha Surveillance LLC, as Operating Advisor of the Morris Corporate Center Mortgage Loan (see Exhibit 34.30)

34.37       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.38       Wells Fargo Bank, National Association, as Primary Servicer of the Rollins Portfolio Mortgage Loan (see Exhibit 34.1)

34.39       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rollins Portfolio Mortgage Loan prior to April 27, 2023 (see Exhibit 34.25)

34.40       K-Star Asset Management LLC, as Special Servicer of the Rollins Portfolio Mortgage Loan on and after April 27, 2023 (see Exhibit 34.27)

34.41       Wilmington Trust, National Association, as Trustee of the Rollins Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Wells Fargo Bank, National Association, as Custodian of the Rollins Portfolio Mortgage Loan (see Exhibit 34.5)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Rollins Portfolio Mortgage Loan (see Exhibit 34.30)

34.44       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rollins Portfolio Mortgage Loan (see Exhibit 34.7)

34.45       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.46       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan (see Exhibit 34.32)

34.47       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan prior to May 15, 2023 (see Exhibit 34.25)

34.48       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan on and after May 15, 2023 (see Exhibit 34.27)

34.49       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

34.50       U.S. Bank National Association, as Custodian of the One SoHo Square Mortgage Loan (see Exhibit 34.49)

34.51       Pentalpha Surveillance LLC, as Operating Advisor of the One SoHo Square Mortgage Loan (see Exhibit 34.30)

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

35.6         Wells Fargo Bank, National Association, as Primary Servicer of the 356-362 E 148th Street Mortgage Loan (see Exhibit 35.1)

35.7         SCP Servicing, LLC, as Special Servicer of the 356-362 E 148th Street Mortgage Loan (see Exhibit 35.2)

35.8         Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 35.1)

35.9         Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.10       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Kings Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

35.11       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Kings Plaza Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

35.12       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

35.13       KeyBank National Association, as Primary Servicer of the Morris Corporate Center Mortgage Loan

35.14       Rialto Capital Advisors, LLC, as Special Servicer of the Morris Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.15       Wells Fargo Bank, National Association, as Primary Servicer of the Rollins Portfolio Mortgage Loan (see Exhibit 35.1)

35.16       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Rollins Portfolio Mortgage Loan prior to April 27, 2023 (Omitted. See Explanatory Notes.)

35.17       K-Star Asset Management LLC, as Special Servicer of the Rollins Portfolio Mortgage Loan on and after April 27, 2023 (Omitted. See Explanatory Notes.)

35.18       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan (see Exhibit 35.13)

35.19       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the One SoHo Square Mortgage Loan prior to May 15, 2023 (Omitted. See Explanatory Notes.)

35.20       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan on and after May 15, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 18, 2024