Form 10-K
period 2024-12-31
BBCMS Mortgage Trust 2021-C11
filed 2025-03-17
CIK 1881326

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

K-Star Asset Management LLC is the special servicer of the One SoHo Square Mortgage Loan, the Kings Plaza Mortgage Loan and the Rollins Portfolio Mortgage Loan. As a result, K-Star Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by K-Star Asset Management LLC in the capacities described above are listed in the Exhibit Index.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Rollins Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Wyndham National Hotel Portfolio Mortgage Loan, the Morris Corporate Center Mortgage Loan and the Kings Plaza Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Kings Plaza Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Rialto Capital Advisors, LLC as special servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Morris Corporate Center Mortgage Loan and Midland Loan Services, a Division of PNC Bank, National Association as primary servicer of the Kings Plaza Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as Trustee, Certificate Administrator, and Custodian and U.S. Bank Trust Company, National Association, as Trustee and Certificate Administrator, and U.S. Bank National Association, as Custodian.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

33.26       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan

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

33.34       Wells Fargo Bank, National Association, as Custodian of the Morris Corporate Center Mortgage Loan (see Exhibit 33.5)

33.35       Pentalpha Surveillance LLC, as Operating Advisor of the Morris Corporate Center Mortgage Loan (see Exhibit 33.29)

33.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.37       Wells Fargo Bank, National Association, as Primary Servicer of the Rollins Portfolio Mortgage Loan (see Exhibit 33.1)

33.38       K-Star Asset Management LLC, as Special Servicer of the Rollins Portfolio Mortgage Loan (see Exhibit 33.26)

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

33.41       Pentalpha Surveillance LLC, as Operating Advisor of the Rollins Portfolio Mortgage Loan (see Exhibit 33.29)

33.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rollins Portfolio Mortgage Loan (see Exhibit 33.7)

33.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.10)

33.44       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan (see Exhibit 33.31)

33.45       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 33.26)

33.46       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

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

34.26       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan

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

34.34       Wells Fargo Bank, National Association, as Custodian of the Morris Corporate Center Mortgage Loan (see Exhibit 34.5)

34.35       Pentalpha Surveillance LLC, as Operating Advisor of the Morris Corporate Center Mortgage Loan (see Exhibit 34.29)

34.36       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.37       Wells Fargo Bank, National Association, as Primary Servicer of the Rollins Portfolio Mortgage Loan (see Exhibit 34.1)

34.38       K-Star Asset Management LLC, as Special Servicer of the Rollins Portfolio Mortgage Loan (see Exhibit 34.26)

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

34.41       Pentalpha Surveillance LLC, as Operating Advisor of the Rollins Portfolio Mortgage Loan (see Exhibit 34.29)

34.42       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rollins Portfolio Mortgage Loan (see Exhibit 34.7)

34.43       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.10)

34.44       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan (see Exhibit 34.31)

34.45       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 34.26)

34.46       U.S. Bank Trust Company, National Association, as Trustee of the One SoHo Square Mortgage Loan

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

35.11       K-Star Asset Management LLC, as Special Servicer of the Kings Plaza Mortgage Loan

35.12       KeyBank National Association, as Primary Servicer of the Morris Corporate Center Mortgage Loan

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Morris Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.14       Wells Fargo Bank, National Association, as Primary Servicer of the Rollins Portfolio Mortgage Loan (see Exhibit 35.1)

35.15       K-Star Asset Management LLC, as Special Servicer of the Rollins Portfolio Mortgage Loan (see Exhibit 35.11)

35.16       KeyBank National Association, as Primary Servicer of the One SoHo Square Mortgage Loan (see Exhibit 35.12)

35.17       K-Star Asset Management LLC, as Special Servicer of the One SoHo Square Mortgage Loan (see Exhibit 35.11)

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

/s/ Daniel Schmidt

Daniel Schmidt, Chief Executive Officer

(senior officer in charge of securitization of the depositor)

Date: March 14, 2025